Form 10-Q
period 2001-01-31
WALL STREET WEB INC
filed 2001-03-19
CIK 1109885

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001.

OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
__________________.

                          Commission file number 031791

                              WALL STREET WEB, INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        New Jersey                                                          23-3589086
(State or other jurisdiction of                                         (I.R.S. Employer
incorporation or organization)                                          Identification No.)

         71 Irvington Street
         Westwood, New Jersey                                                 07675
(Address of principal executive offices)                                   (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (201) 594-0555
                REGISTRANT'S WEB SITE: HTTP://WWW.STOCKRUMORS.COM
--------------------------------------------------------------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares outstanding of Common Stock, as of March 15, 2001, is 10,679,000.

                              WALL STREET WEB, INC.

                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements...................................................    3

                  Condensed Balance Sheet
                  January 31, 2001 (Unaudited).........................................    3

                  Condensed Statements of Operations
                  Nine and Three Months Ended January 31, 2001 and 2000 (Unaudited)....    4

                  Condensed Statement of Changes in Stockholders' Equity
                  Nine Months Ended January 31, 2001 (Unaudited).......................    5

                  Condensed Statements of Cash Flows
                  Nine Months Ended January 31, 2001 and 2000 (Unaudited)..............    6

                  Notes To Condensed Financial Statements..............................    7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................   11

PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings......................................................   15

        Item 2. Changes in Securities and Use of Proceeds..............................   15

        Signatures.....................................................................   16

Item 1.  Financial Statements

                              WALL STREET WEB, INC.

                             CONDENSED BALANCE SHEET
                          JANUARY 31, 2001 (Unaudited)


                                    ASSETS
Current assets:
    Cash and cash equivalents                                             $  47,420
    Accounts receivable                                                       1,637
    Prepaid expenses                                                          8,785
                                                                          ---------
           Total current assets                                              57,842
Equipment, furniture and fixtures, net                                       11,365
                                                                          ---------
           Total                                                          $  69,207
                                                                          =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                 $  38,061
    Deferred revenues                                                         4,736
                                                                          ---------
           Total liabilities                                                 42,797
                                                                          ---------
Commitments and contingencies
Stockholders' equity:
    Common stock, no par value; stated value $.001 per share;
       100,000,000 shares authorized; 10,679,000 shares issued
        and outstanding                                                      10,679
    Additional paid-in capital                                              778,151
    Accumulated deficit                                                    (762,420)
                                                                          ---------
           Total stockholders' equity                                        26,410
                                                                          ---------
           Total                                                          $  69,207
                                                                          =========


See Notes to Condensed Financial Statements.

                              WALL STREET WEB, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
        NINE AND THREE MONTHS ENDED JANUARY 31, 2001 AND 2000 (Unaudited)


                                                Nine Months                           Three Months
                                             Ended January 31,                      Ended January 31,
                                       -------------------------------       -------------------------------
                                           2001              2000                2001               2000
                                       ------------       ------------       ------------       ------------
Revenues                               $    101,254       $    161,328       $     23,073       $     42,443
                                       ------------       ------------       ------------       ------------
Operating expenses:
    Cost of revenues                         15,632             18,934              4,860              5,881
    Selling                                  18,169             43,829              2,054              7,875
    General and administrative              534,596            214,061             94,376             90,364
                                       ------------       ------------       ------------       ------------
        Totals                              568,397            276,824            101,290            104,120
                                       ------------       ------------       ------------       ------------
Net loss                               $   (467,143)      $   (115,496)      $    (78,217)      $    (61,677)
                                       ============       ============       ============       ============
Basic loss per common share            $       (.04)      $       (.01)      $       (.01)      $       (.01)
                                       ============       ============       ============       ============
Weighted average number of common
    shares outstanding                   10,615,757         10,004,257         10,666,011         10,012,772
                                       ============       ============       ============       ============


See Notes to Condensed Financial Statements.

                              WALL STREET WEB, INC.

             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED JANUARY 31, 2001
                                   (Unaudited)





                                              Common Stock             Additional                           Total
                                       --------------------------        Paid-in        Accumulated      Stockholders'
                                         Shares          Amount          Capital          Deficit           Equity
                                       ----------      ----------      ----------       -----------      -------------
Balance, May 1, 2000                   10,124,000      $   10,124      $  454,706       $ (295,277)      $  169,553

Proceeds from sale of shares
    at $.50 and $2.00 per share
    through private placements            515,000             515         279,485                           280,000

Effects of issuance of shares in
    exchange for professional
    services related to private
    placements                             40,000              40             (40)

Other expenses related to private
    placements                                                            (15,500)                          (15,500)

Contributions to capital by prin-
    cipal stockholders through
    waiver of accrued salaries                                             59,500                            59,500

Net loss                                                                                  (467,143)        (467,143)
                                       ----------      ----------      ----------       ----------       ----------
Balance, January 31, 2001              10,679,000      $   10,679      $  778,151       $ (762,420)      $   26,410
                                       ==========      ==========      ==========       ==========       ==========


See Notes to Condensed Financial Statements.

                              WALL STREET WEB, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED JANUARY 31, 2001 AND 2000 (Unaudited)


                                                                2001             2000
                                                              ---------       ---------
Operating activities:
    Net loss                                                  $(467,143)      $(115,496)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Noncash operating expenses                               59,500          88,500
        Depreciation                                              5,921           5,007
        Write-off of deferred offering costs                    187,976
        Forgiveness of receivables from stockholders                             12,842
        Changes in operating assets and liabilities:
           Accounts receivable                                    2,257           3,115
           Prepaid expenses                                      (8,785)
           Accounts payable and accrued expenses                (10,842)          4,727
           Deferred revenues                                    (25,991)         (6,862)
                                                              ---------       ---------
               Net cash used in operating activities           (257,107)         (8,167)
                                                              ---------       ---------
Investing activities:
    Purchases of equipment                                       (6,112)         (2,898)
    Advances to stockholders                                                     (5,963)
                                                              ---------       ---------
               Net cash used in investing activities             (6,112)         (8,861)
                                                              ---------       ---------
Financing activities:
    Proceeds from private placements                            264,500         186,428
    Deferred offering costs                                      (5,916)       (150,488)
                                                              ---------       ---------
               Net cash provided by financing activities        258,584          35,940
                                                              ---------       ---------
Net increase (decrease) in cash and cash equivalents             (4,635)         18,912
Cash and cash equivalents, beginning of period                   52,055          26,590
                                                              ---------       ---------
Cash and cash equivalents, end of period                      $  47,420       $  45,502
                                                              =========       =========


See Notes to Condensed Financial Statements.

                              WALL STREET WEB, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

             In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Wall Street Web, Inc. (the "Company") as of January 31, 2001, its results of operations for the nine and three months ended January 31, 2001, its changes in stockholders' equity for the nine months ended January 31, 2001 and its cash flows for the nine months ended January 31, 2001 and 2000. Certain terms used herein are defined in the audited financial statements of the Company as of April 30, 2000 (the "Audited Financial Statements") included in the Company's Form 10-SB, as amended, (the "10-SB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the 10-SB.

             The results of operations for the nine and three months ended January 31, 2001 are not necessarily indicative of the results of operations for the full year ending April 30, 2001.

Note 2 - Basis of presentation:

             The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying condensed financial statements, the Company incurred a net loss of $467,143 in the nine months ended January 31, 2001, and it had accumulated a deficit from its inception through January 31, 2001 of $762,420. Management believes that the Company will continue to incur net losses through at least January 31, 2002. Although a substantial portion of the Company's historical net losses have been attributable to compensation payable to the Company's Principal Stockholders that was accrued and subsequently waived and other noncash operating expenses (see Note 4 below and Note 8 of the notes to the Audited Financial Statements in the 10-SB), it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability. These matters raise substantial doubt about the Company's ability to continue as a going concern.

             Management also believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) expand the subscriber base for its current web sites in the United States and abroad; (ii) launch new web sites in the United States and abroad that will be of interest to the financial community; (iii) increase web site advertising revenues derived from current sources and through the development of new sources; and (iv) expand the range of services offered to subscribers and other users.

                              WALL STREET WEB, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Basis of presentation (concluded):

             From its inception through January 31, 2001, the Company obtained a portion of its financing through private placements of common stock pursuant to offerings intended to be exempt from registration under the Securities Act of 1933 (the "Act"). During the nine months ended January 31, 2001, the Company received proceeds of $267,500, net of related offering costs, from the sale of 515,000 shares of common stock at prices ranging from $.50 to $2.00 per share through private placements (see Note 4 below). Management anticipates that the Company will need additional aggregate proceeds from equity or debt financing of approximately $650,000 to satisfy its cash requirements from February 1, 2001 through January 31, 2002. The Company will attempt to obtain all or a substantial portion of such financing through a proposed initial public offering of up to 300,000 units (the "Units"), with each Unit comprised of one share of common stock and three common stock purchase warrants (see Note 10 of the notes to the Audited Financial Statements in the 10-SB). The offering price for each Unit will be calculated based on a moving average of the closing price of the Company's common stock for a specified period prior to the date the offering commences. However, the Company's common stock was not publicly traded as of February 22, 2001 and will not become publicly traded until the Company files the appropriate information with the SEC. Although the Company and an investment banking firm signed a "Letter of Intent" whereby, subject to the satisfaction of various conditions, they will enter into an underwriting agreement related to the sale of the Units by the underwriter on a "best efforts" basis, management cannot assure that any of the Units will be sold, that if sales of Units are consummated, the proceeds will be sufficient to enable the Company to continue to operate as a going concern through at least January 31, 2002 or that there will be alternative sources of equity or debt financing if the proceeds from any sales of Units are insufficient.

             The accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

                              WALL STREET WEB, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Income taxes:

             As of January 31, 2001, the Company had net operating loss carryforwards of approximately $757,000 available to reduce future Federal and state taxable income which will expire from 2019 through 2021.

             The Company's deferred tax assets and liabilities as of January 31, 2001 consisted of the effects of temporary differences attributable to the following:

                 Net operating loss carryforwards                    $302,800
                 Deferred revenues                                      1,900
                 Depreciation                                          (4,500)
                                                                     --------
                                                                      300,200
                 Less valuation allowance                            (300,200)
                                                                     --------
                    Total                                            $     --
                                                                     ========

             Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the potential benefits from its net deferred tax assets by an equivalent valuation allowance as of January 31, 2001. The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during the six months ended October 31, 2000 and the year ended April 30, 2000. Accordingly, although the Company had pre-tax losses for the nine and three months ended January 31, 2001 and 2000, it did not recognize any credits for income taxes in any of those periods as a result of the increases in the valuation allowance of $176,400 and $29,300 in the nine and three months ended January 31, 2001, respectively, and $44,300 and $25,000 in the nine and three months ended January 31, 2000, respectively.

Note 4 - Stockholders' equity:

             During the nine months ended January 31, 2001, the Company sold a total of 515,000 shares of common stock through private placements intended to be exempt from registration under the Act and received aggregate gross proceeds of $280,000, of which $250,000 was attributable to the sale of 500,000 shares of common stock at $.50 per share and $30,000 was attributable to the sale of 15,000 shares of common stock at $2.00 per share. The Company made payments aggregating $15,500 for offering costs in connection with the private placements which were charged to additional paid-in capital. It also issued 40,000 shares of common stock to a financial consultant that assisted the Company in finding investors and provided other financial advisory services in connection with the sale of the shares. Those shares had an approximate fair value of $20,000 based on the price of $.50 per share at which the shares were sold in the related private placement. The accompanying condensed statement of stockholders' equity for the nine months ended January 31, 2001 only reflects a transfer of $40 from additional paid-in capital to common stock to record the par value of the shares issued; the balance of $19,960 that was charged to additional paid-in capital to record the offering costs was offset by the credit to additional paid-in capital attributable to the issuance of the shares.

                              WALL STREET WEB, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Stockholders' equity (concluded):

             During the nine months ended January 31, 2001, the Company's Principal Stockholders agreed to make contributions to the Company's capital by waiving the Company's obligation to pay them accrued compensation aggregating $23,500. The Company accounted for the waivers by recording reductions in the related accrued liabilities and increasing additional paid-in capital. These were noncash transactions and, accordingly, they are not reflected in the accompanying condensed statements of cash flows.

Note 5 - Write-off of deferred offering costs:

             As of April 30, 2000, the Company had deferred costs related to its proposed initial public offering totaling $182,060 (see Notes 2 and 8 of the notes to the Audited Financial Statements in the 10-SB). The Company incurred additional costs during the three months ended July 31, 2000. Based on the decline in the market prices of equity securities in general and Internet technology stocks in particular during the period from April 2000 through November 2000, management determined that it was no longer probable that the Company would be able to obtain benefits from the deferred offering costs. Accordingly, deferred offering costs totaling $187,976 were written off during the three months ended July 31, 2000.


                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements regarding Wall Street Web, Inc. and its business and operations within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. This report should be read in conjunction with the Company's amended report on Form 10-SB filed with the Securities and Exchange Commission on December 15, 2000.


Overview:

Wall Street Web, Inc. (the "Company") provides new and unique "rumor" information covering the day-to-day activities of "Wall Street". The Company gathers and compiles information from contacts at financial institutions and releases such information to subscribers through its web sites, www.stockrumors.com and www.brokercall.com, on a timely basis. The Stockrumors.com web site provides the investing public with information concerning rumors moving stocks and the stock market. The Brokercall.com web site allows the investing public to view analyst upgrades on a particular company. In addition to revenues from subscriptions, the Company generates revenues from advertising banners and sponsorships on its web sites.

Results of operations:

Results of operations for the nine and three months ended January 31, 2001 were impacted by limitations on resources, primarily financial, which inhibited advertising activities. In particular, the Company was in negotiations to raise additional capital from approximately May 2000 through January 2001. During the nine and three months ended January 31, 2001, the Company raised $264,500 and $27,000, respectively, net of expenses through private placements.

Revenues:

Revenues are derived from annual, semi-annual, quarterly, and monthly subscriptions relating to our products on the Stockrumors.com and Brokercall.com web sites, and from the sale of advertising banners placed on these sites. Advertising revenues changed from $24,000 and $0 in the nine and three months ended January 31, 2000, respectively, to $4,000 and $1,000 for the nine and three months ended January 31, 2001, respectively. Subscription revenues decreased from $137,000 and $42,000 in the nine and three months ended January 31, 2000, respectively, to $97,000 and $22,000 for the nine and three months ended January 31, 2001, respectively. As of January 31, 2001, the Company had 522 subscribers.

The decrease in revenues is attributable to the decrease in the number of subscribers which declined from 1,135 as of January 31, 2000 to 522 as of January 31, 2001. Additionally, through May 2000, the Company charged its subscribers a monthly subscription rate of $20. As a result of competitive pricing pressures, in June 2000, the Company lowered its monthly subscription rate to $9.95. The lowering of the monthly subscription rate has had a negative impact on revenues, profitability, and cash flow.

Cost of revenues:

Cost of revenues includes the cost of transmitting information over the telephone and fax lines, on-line service charges for our web sites, and costs in connection with the maintenance of the web sites. Cost of revenues decreased from $19,000 and $6,000 in the nine and three months ended January 31, 2000, respectively, to $16,000 and $5,000 in the nine and three months ended January 31, 2001, respectively. This decrease is in direct proportion with the decrease in subscribers, thus less frequent on-line service charges during the nine and three months ended January 31, 2001.

Selling expenses:

Selling expenses consist of commissions, and advertising and other promotional expenses. Selling expenses decreased from $44,000 and $8,000 in the nine and three months ended January 31, 2000, respectively, to $18,000 and $2,000 in the nine and three months ended January 31, 2001, respectively. This decrease is attributable to less advertising efforts made by the Company in response to market conditions in the nine and three months ended January 31, 2001.

General and administrative expenses:

General and administrative expenses consist primarily of compensation and related expenses, occupancy costs, professional fees, and other office expenses. General and administrative expenses aggregated $535,000 and $94,000 for the nine and three months ended January 31, 2001, respectively, and $214,000 and $90,000 for the nine and three months ended January 31, 2000, respectively. Such amounts include $59,500 and $18,500 in the nine and three months ended January 31, 2001, and $88,500 and $27,400 in the nine and three months ended January 31, 2000 respectively, of non-cash operating expenses attributable to compensation payable to the Company's Principal Stockholders that was accrued and subsequently waived. The increase of approximately $321,000 and $4,000 for the nine and three months ended January 31, 2001, respectively, is primarily attributable to the following:

(i) Professional fees increased from $3,000 and $2,000 for the nine and three months ended January 31, 2000, respectively, to $105,000 and $13,000 in the nine and three months ended January 31, 2001, respectively. This increase results from legal and accounting fees incurred in connection with various filings with the Securities and Exchange Commission.

(ii) Payroll and payroll related expenses changed from $169,000 and $64,000 for the nine and three months ended January 31, 2000, respectively, to $200,000 and $63,000, in the nine and three months ended January 31, 2001, respectively. $12,000 and $4,000 of the increase for the nine and three months ended January 31, 2001, respectively, is attributable to an increase in officers' salaries. The remaining increase in payroll expense results from the hiring of additional staff needed in order to properly support the expansion of the business.

(iii) The remainder of the increase is attributable to the write-off of deferred offering costs of approximately $188,000 as it was determined that it was no longer probable that the Company would be able to obtain benefits from these costs.

LIQUIDITY AND CAPITAL RESOURCES

As indicated in the accompanying unaudited condensed financial statements as of and for the nine and three months ended January 31, 2001, the Company incurred net losses of $467,143 and $78,217, respectively, and it had accumulated a deficit from its inception through January 31, 2001 of $762,420. Management believes that the Company will continue to incur net losses through at least January 31, 2002 and that, although a substantial portion of the Company's historical net losses have been attributable to noncash operating expenses, it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

Management also believes that the commercial success and profitability of the Company will depend significantly on its ability to (i) expand the subscriber base for its current web sites in the United States and abroad; (ii) launch new web sites in the United States and abroad that will be of interest to the financial community; (iii) increase web site advertising revenues derived from current sources and through the development of new sources; and (iv) expand the range of services offered to subscribers and other users.

From its inception through January 31, 2001, the Company obtained a portion of its financing through private placements of common stock pursuant to offerings intended to be exempt from registration under the Securities Act of 1933 (the "Act"). Management anticipates that the Company will need additional aggregate proceeds from equity or debt financing of approximately $650,000 to satisfy its cash requirements during the twelve-month period ending January 31, 2002. In addition, management believes that the Company may need additional financing beyond this period to fund its operations should the Company be unable to generate cash flow from operations. The Company will attempt to obtain all or a substantial portion of such financing through a proposed initial public offering of up to 300,000 units (the "Units"), with each Unit comprised of one share of common stock and three common stock purchase warrants. The Unit offering price will be calculated based on a moving average of the closing price of the Company's common stock for a specified period prior to the effective date of the offering. Although the Company and an investment banking firm have signed a "Letter of Intent" whereby, subject to the satisfaction of various conditions, they will enter into an underwriting agreement to underwrite the Company's initial public offering of Units on a "best efforts" basis, management cannot assure that any of the Units will be sold, that if sales of Units are consummated the proceeds will be sufficient to enable the Company to continue to operate as a going concern through at least January 31, 2002 or that there will be alternative sources of equity or debt financing if the proceeds from any sales of Units are insufficient.

We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The following discussion contains forward-looking statements within the meaning of the federal securities laws. These statements relate to the Company's legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. In addition, the costs of defending such litigation, individually or in the aggregate, may be material, regardless of the outcome. Accordingly, actual results could differ materially from those projected in the forward-looking statements. The Company is not aware of any litigation, either pending or threatened, against the Company, its officers, directors or shareholders. The Company has not received any claims and is not a party to any suits or other judicial or necessary proceedings in regards to its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) RECENT SALES

        The Company had the following stock issuances as described below. All such shares were sold to individuals by the Registrant and no underwriters were utilized.

               1. On January 25, 2001, 5,000 shares of common stock were issued for a total offering price of $10,000.00 cash.

               2. On January 26, 2001, 5,000 shares of common stock were issued for a total offering price of $10,000.00 cash.

               3. On January 29, 2001, 5,000 shares of common stock were issued for a total offering price of $10,000.00 cash.

        (b) EXEMPTIONS FROM REGISTRATION: With respect to the issuance of the 15,000 shares listed in Item 4 (a) 1 through 3, such issuances were made in reliance on the private placement exemptions provided by Section 4 (2) of the Securities Act of 1933 as amended, (the "Act"), SEC Regulation D and Rule 504 of the Act.

In each instance, each of the share purchasers had access to sufficient information regarding the Registrant so as to make an informed investment decision. More specifically, each purchaser signed a written Subscription Agreement with respect to their financial status and investment sophistication wherein they warranted and represented, among other things, the following:

        (a) That they had the ability to bear the economic risks of investing in the shares of the Registrant.

        (b) That they had sufficient knowledge in financial, business or investment matters to evaluate the merits and risks of the investment.

        (c) That they had a certain net worth sufficient to meet the suitability standards of the Registrant.

        (d) That the Registrant has made available to them, their counsel and their advisors, the opportunity to ask questions and that they have been given access to any information, documents, financial statements, books and records relative to the Registrant and an investment in the shares of the Registrant.

        The proceeds of the sales of these shares of common stock were applied to the working capital of the Registrant.

        In Accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant, caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2001                          WALL STREET WEB, INC.
                                                      Registrant



                                                      /s/ JOHN RUELA
                                                      -------------------------
                                                      John Ruela,
                                                      Chief Executive Officer