Form 10QSB
period 2001-07-31
WALL STREET WEB INC
filed 2002-04-26
CIK 1109885

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------

                                 FORM 10-QSB

                                  (Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended July 31, 2001.

                                     OR

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from __________
                             to_________________

                       Commission file number: 000-31791

                             WALL STREET WEB, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        New Jersey                                          23-3589086
        ----------                                          ----------
   (State of Incorporation)                                 (IRS EIN #)

                               71 Irvington Street
                           Westwood, New Jersey 07675
                       --------------------------
              (Address of principal executive offices)(Zip Code)

                Registrant's Telephone Number: (201) 594-0555
---------------------------------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ ]         No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended July 31, 2001 was 10,694,000 shares, with 58 shareholders of record.

                              TABLE OF CONTENTS

                                     PART I


                                                                          Page

ITEM 1.  FINANCIAL STATEMENTS.............................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATIONS PLAN OF OPERATION..................................7


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................8

ITEM 2.  CHANGES IN SECURITIES............................................9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................9

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................9

ITEM 5.  OTHER EVENTS.....................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................9

         SIGNATURES.......................................................9

                                     PART I.


Item 1.  Financial Statements

                              Wall Street Web, Inc.
                                 Balance Sheet
                                 July 31, 2001


     ASSETS

Current Assets
  Cash                                                          $     106
  Accounts receivable                                               1,086
                                                                ---------
    Total Current Assets                                            1,192


Office equipment and furniture, net of $21,100
      accumulated depreciation                                      8,651
                                                                ---------
      TOTAL ASSETS                                              $   9,843
                                                                =========



      LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities
  Accounts payable                                              $  98,039
  Accrued expenses                                                 29,039
  Deferred revenue                                                  1,906
                                                                ---------
      Total Current Liabilities                                   128,984
                                                                ---------
Stockholders Deficit
  Common stock, $.001 par, 100,000,000 shares authorized,
    10,694,000 shares issued and outstanding                       10,694
  Paid in capital                                                 596,535
  Accumulated deficit                                            (726,370)
                                                                ---------
      Total Stockholders Deficit                                 (119,141)
                                                                ---------
      TOTAL LIABILITIES AND STOCKHOLDERS  DEFICIT               $   9,843
                                                                =========

                             Wall Street Web, Inc.
                              Statements of Loss
              For the Three Months Ended July 31, 2001 and 2000



                                                                 Restated
                                                       2001        2000
                                                     --------    --------

Sales                                                $ 15,762    $ 48,543

Cost of sales                                           2,708       4,061
Selling                                                             8,154
General and administrative                             75,342      89,196

Depreciation                                              787       1,945
                                                      --------   --------
     Total costs of operations                         78,837     103,356
                                                      --------   --------


Net loss from operations                               (63,075)   (54,813)

Interest (expense)                                     (    76)
Other income                                               106
                                                      --------   --------
      Net loss                                        $(63,045)  $(54,813)
                                                      ========   ========

Net loss per common share                                $(.01)     $(.01)

Weighted average common shares outstanding          10,692,333  10,457,333

                             Wall Street Web, Inc.
                           Statements of Cash Flows
               For the Three Months Ended July 31, 2001 and 2000



                                                                   Restated
                                                          2001       2000
                                                        --------   --------
CASH FLOWS FROM OPERATIONS
  Net loss                                             $(63,045)  $(54,813)
  Adjustments to reconcile net deficit
    to cash used in operating activities
      Depreciation                                          787      1,945
   Changes in:
     Accounts receivable                                  1,872    (   471)
     Accounts payable                                    25,607     83,654
     Deferred revenue                                   ( 1,479)   (14,851)
     Accrued expenses                                    29,039    (43,827)
                                                       --------   --------
    NET CASH USED BY OPERATING ACTIVITIES               ( 7,219)   (28,363)
                                                       --------   --------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of office equipment and furniture                       ( 5,328)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                   5,000    234,500
                                                       --------   --------

NET INCREASE (DECREASE) IN CASH                         ( 2,219)   200,809

Cash at beginning of period                               2,325     52,055
                                                       --------   --------
Cash at end of period                                  $    106   $252,864
                                                       ========   ========

                             Wall Street Web, Inc.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wall Street Web, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 10SB-2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This report on Form 10-QSB contains forward-looking statements regarding Wall Street Web, Inc. and its business and operations within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. This report should be read in conjunction with the Company's amended report on Form 10-SB filed with the Securities and Exchange Commission on May 15, 2001.

     The following discussion regarding Wall Street Web, Inc. and its business and operations contains "forward-looking statements". Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.
Overview:

     Wall Street Web, Inc. provides information covering the day-to-day activities of "Wall Street". We gather and compile information from contacts at financial institutions and releases such information to subscribers through its web sites, www.stockrumors.com and www.brokercall.com, on a timely basis. The Stockrumors.com web site provides the investing public with information concerning rumors moving stocks and the stock market. Wall Street Web operates the brokercall.com web site which allows the investing public to view analyst upgrades on a particular company. In addition to revenues from subscriptions, we generate revenues from advertising banners and sponsorships on its web sites.

Results of operations:

     Revenues are derived from annual, semi-annual, quarterly, and monthly subscriptions relating to our products on the Stockrumors.com, Brokercall.com web sites, and from the sale of advertising banners placed on these sites. Results of operations for three months ended July 31, 2001 were impacted by limitations on resources, primarily financial, which inhibited advertising activities. During the three months ended July 31, 2001, we had net sales of $15,762, reflecting a decrease of $32,781, or 68%, compared to the net sales of $48,543 for the same period ended July 31, 2000. Net sales in both years were derived from the sale of advertising. This decrease was due to a decrease in the number of subscribers.

     Results of operations for the year ended April 30, 2001 were impacted by limitations on resources, primarily financial, which inhibited advertising
activities.   In June of 2001, we sold 2,500 shares of common stock for $2 per share for Allan Suzuki for $5,000, pursuant to Regulation D, Rule 505 as set forth below herein.

     For the fiscal year ended April 30, 2001, Wall Street Web earned gross revenues of $120,544, compared to gross revenue of $227,765 for the year ended April 30, 2000. Revenues for the year ended April 30, 2001 of $120,544 represented a 47% decrease (or $107,221 decrease) over the comparable 2000 period. This decrease in revenues is the result of a decrease in the number of subscriptions being sold by Wall Street Web. As of April 30, 2001, Wall
Street Web had 316 subscribers compared to 919 as of April 30, 2000.   During
2000 and 1999, Wall Street Web charged its subscribers a monthly subscription rate of $20. As a result of competitive pricing pressures, in June 2000, Wall Street Web lowered its monthly subscription rate to $9.95. The lowering of the monthly subscription rate has had a negative impact on revenues, profitability, and cash flow. Wall Street Web subsequently raised its monthly subscription rate to $19.00 in February of 2001.

General and administrative expenses:

     General and administrative expenses consist primarily of compensation and related expenses, occupancy costs, professional fees, and other office expenses. The aggregated general and administrative expenses for the year ended April 30, 2001 was $497,879 and $412,615 for the year ended April 30, 2000. Of which, respectively, $131,000 and $117,000, respectively, represents non-cash operating expenses attributable to compensation payable to our Principal Stockholders that was accrued and subsequently waived.

Liquidity and Capital Resources:

     As of the three months ended July 31, 2001, Wall Street Web has total assets of $9,843. Based upon 10,694,000 shares issued and outstanding, as of three months ended July 31, 2001, Wall Street Web's total stockholder's deficit was $(119,141). We incurred a net loss of $(63,045) for the period ended July 31, 2001 or approximately $(.01) per common share, compared to the period ended July 31, 2000 when we had a net loss of $(54,813) or $(.01) per common share. For the year ended April 30, 2001, we had a net loss for the 12 month period of $417,888 or $(.04) per common share, based upon 10,691,500 shares issued and outstanding. These losses can be attributed to loss of revenue from a decrease in subscribers. Management believes that we will continue to incur net losses through at least October 31, 2002, and that, although a portion of our historical net losses have been attributable to non-cash operating expenses, it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

     Management also believes that the commercial success and profitability of Wall Street Web will depend significantly on its ability to (i) expand the subscriber base for its current web sites in the United States and abroad;
(ii) launch new web sites in the United States and abroad that will be of interest to the financial community; (iii) increase web site advertising revenues derived from current sources and through the development of new sources; and (iv) expand the range of services offered to subscribers and other users.

     We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.


                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not aware of any litigation, either pending or threatened, against the Company, its officers, directors or shareholders. The Company has not received any claims and is not a party to any suits or other judicial or necessary proceedings in regards to its business.

ITEM 2. CHANGES IN SECURITIES

      During the quarter ended July 31, 2001, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      During the quarter ended July 31, 2001, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended July 31, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER EVENTS

      The Company had the following stock issuances as described below.

1. Pursuant to Regulation D, Rule 505, on June 14, 2001, 2,500 shares of Common Stock and 5,000 Class A Warrants were issued to Allen K. Suzuki for a total offering price of $5,000 cash. The Company's President solicited Mr. Suzuki directly, who is an accredited investor

2. On June 18, 2001, 100,000 shares were issued to Diversified Consulting Services, LLC in return for services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: None.

(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


SIGNATURES

     In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant, caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  April 24, 2002


WALL STREET WEB, INC.


/s/___________________________________
By: Joao Ruela, CEO, Secretary & Director



s/____________________________________
By: Thomas Melillo, President, Director, Chief
Financial Officer