Form 10QSB
period 2001-10-31
WALL STREET WEB INC
filed 2002-04-26
CIK 1109885

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------

                                 FORM 10-QSB

                                  (Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended October 31, 2001.

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

                           Yes [ ]         No [X]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the quarter ended October 31, 2001 was 10,754,000 shares, with 63 shareholders of record.

                               TABLE OF CONTENTS

                                     PART I


                                                                        Page

ITEM 1.  FINANCIAL STATEMENTS.............................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATIONS PLAN OF OPERATION..................................7


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................9

ITEM 2.  CHANGES IN SECURITIES............................................9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................9

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................9

ITEM 5.  OTHER EVENTS.....................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................10

         SIGNATURES.......................................................10

                                   PART I.


Item 1.  Financial Statements

                            Wall Street Web, Inc.
                                Balance Sheet
                              October 31, 2001


ASSETS

Current Assets
  Cash                                                     $    3,676
  Accounts receivable                                             970
                                                           -----------
Total Current Assets                                            4,646


Office equipment and furniture, net of                     $   21,886
accumulated depreciation                                        7,865
                                                           -----------
TOTAL ASSETS                                               $   12,511
                                                           ===========


LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities
 Accounts payable                                          $  102,213
 Accrued expenses                                              51,539
 Deferred revenue                                               1,100
                                                           -----------
Total Current Liabilities                                     154,852
                                                           -----------
Stockholders Deficit
  Common stock, $.001 par, 100,000,000 shares authorized,
 10,754,000 shares issued and outstanding                      10,754
  Paid in capital                                             849,525
  Accumulated deficit                                      (1,002,620)
                                                           -----------
Total Stockholders Deficit                                 (  142,341)
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                 $   12,511
                                                           ===========

                            Wall Street Web, Inc.
                             Statements of Loss
     For the Three Months and Six Months Ended October 31, 2001 and 2000



                               3 Months   6 Months    3 Months    6 Months
                                Ended       Ended       Ended       Ended
                               Oct. 31,    Oct. 31,    Oct. 31,    Oct. 31,
                                 2001        2001        2000        2000
                              ----------  ----------  ----------  ----------
Sales                         $  12,270   $  28,032   $  41,480   $  90,023

Cost of sales                     3,156       5,864       6,402      10,463
Selling                           5,000       5,000       6,059      14,213
General and administrative      279,725     355,069     185,645     274,840

Depreciation                        787       1,573       1,945       3,890
                              ----------  ----------  ----------  ----------
   Total cost of operations     288,668     367,506     200,051     303,406
                              ----------  ----------  ----------  ----------


Net loss from operation        (276,398)   (339,474)   (158,571)   (213,383)

Interest income                                           2,480       2,480
Interest (expense)                              (76)       (809)       (809)
Other income                        148         254       5,433       5,433
                              ----------  ----------  ----------  ----------
     Net loss                 $(276,250)  $(339,296)  $(151,467)  $(206,279)
                              ==========  ==========  ==========  ==========

Net loss per common share         $(.03)      $(.03)      $(.01)      $(.02)

Weighted average common
shares outstanding            10,710,667  10,696,500  10,664,000  10,574,000



                            Wall Street Web, Inc.
                           Statements of Cash Flows
              For the Six Months Ended October 31, 2001 and 2000




                                                    2001           2000
                                                 ---------       ---------
CASH FLOWS FROM OPERATIONS
   Net loss                                      $(339,296)      $(206,279)
   Adjustments to reconcile net loss
     to cash used in operating activities
      Stock issued for services                     20,000
      Warrants issued for services                 193,050          79,800
      Depreciation                                   1,573           3,890
    Changes in:
Accounts receivable                                  1,988           1,436
Accounts payable                                    29,782          19,357
Deferred revenue                                  (  2,285)       (    719)
Accrued expenses                                    51,539        ( 43,828)
                                                 ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES             ( 43,649)

                                                 ---------       ---------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of office equipment and furniture      (  6,263)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock                          45,000         234,500
                                                 ---------        --------

NET INCREASE (DECREASE) IN CASH                      1,351          81,894

Cash at beginning of period                          2,325          52,055
                                                 ---------        --------
Cash at end of period                            $   3,676        $133,949
                                                 =========        ========

                             Wall Street Web, Inc.
                 NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wall Street Web, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 10SB-2, have been omitted.

NOTE 2   ISSUANCE OF COMMON STOCK

In June 2001, the Company sold 2,500 shares of common stock for $2 per share for total proceeds of $5,000. From August 2001 through October 2001, the Company sold 40,000 shares of common stock for $1 per share for total proceeds of $40,000. In September 2001, the Company issued 20,000 shares of common stock for professional services valued at $1 per share for a total value of $20,000.

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

The Company

     The Company presently offices at 71 Irvington Street, Westwood, New Jersey 07675.

Company Overview:

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

Results of operations:

     Revenues are derived from annual, semi-annual, quarterly, and monthly subscriptions relating to our products on the Stockrumors.com Brokercall.com web sites, and from the sale of advertising banners placed on these sites. Results of operations for six months ended October 31, 2001 were impacted by limitations on resources, primarily financial, which inhibited advertising activities. During the six months ended October 31, 2001, we had net sales of $28,032, reflecting a decrease of $61,991, or 69%, compared to the net sales of $90,023 for the same period ended October 31, 2000. Net sales in both years were derived from the sale of advertising. This decrease was due to a decrease in the number of subscribers.

     Results of operations for the year ended April 30, 2001 were impacted by limitations on resources, primarily financial, which inhibited advertising
activities.   In June of 2001, we sold 2,500 shares of common stock for $2 per
share for Allan Suzuki for $5,000.   From August 2001 through October 2001, we
sold 40,000 shares of common stock for $1.00 per share for $40,000 to accredited investors pursuant to Regulation D, Rule 505 as set forth below
herein.   In September of 2001, we issued 20,000 shares of common stock for professional services at $1.00 per share.

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

Liquidity and Capital Resources:

     As of the six months ended October 31, 2001, Wall Street Web has total assets of $12,511. Based upon 10,754,000 shares issued and outstanding, as of six months ended October 31, 2001, Wall Street Web's total stockholder's deficit was $(142,341). We incurred a net loss of $(339,296) for the period ended October 31, 2001 or approximately $(.03) per common share, compared to the period ended October 31, 200 when we had a net loss of $206,279 or $(.02) per common share. For the year ended April 30, 2001, we had a net loss for the 12 month period of $417,888 or $(.04) per common share, based upon 10,691,500 shares issued and outstanding. These losses can be attributed to loss of revenue from a decrease in subscribers. Management believes that we will continue to incur net losses through at least October 31, 2002, and that, although a portion of our historical net losses have been attributable to non-cash operating expenses, it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

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

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended October 31, 2001, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended October 31, 2001, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended October 31, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER EVENTS

     The Company had the following stock issuances as described below.

     The Company had the following stock issuances as described below. All such shares were sold to individuals by the Registrant and no underwriters were utilized.

1. On August 28, 2001, 5,000 shares of Common Stock and 10,000 Class A Warrants were issued to John D. Melillo for a total offering price of $10,000 cash.

2. On September 1, 2001, 15,000 shares of Common Stock and 35,000 Class A Warrants were issued to Bear Flag Trust for a total offering price of $15,000 cash.

3. On September 1, 2001, 5,000 shares of Common Stock and 5,000 Class A Warrants were issued to Alex Bentley for a total offering price of $5,000 cash.

4. On September 21, 2001, 10,000 shares of Common Stock and 120,000 Class A Warrants were issued to Harry Stylianou in return for services valued at $42,400.

5. On September 29, 2001, 10,000 shares of Common Stock were issued to Thomas M. Jones in return for services valued at $10,000.

6. On October 1, 2001, 5,000 shares were issued to John D. Melillo for $5,000 cash.

7. On October 3, 2001, 10,000 shares and 10,000 Class A Warrants were issued to James L. Agius, Jr. for $10,000.

8. On October 16, 2001, 7,500 shares and 10,000 Class A Warrants were issued to Salvatore S. Madaffari in return for services at a combined value at $10,200, and 7,500 shares and 10,000 Class A Warrants were issued to Stephen
R. Russo in return for services at a combined value of $10,200.

9. On October 25, 2001, 375,00 Class A Warrants were issued to Odyssey Advisors, LLC for services performed valued at 101,250, and 175,000 Class A Warrants were issued to Sterling Investment Services, Inc. for services performed valued at 47,250 , and 25,000 Class A Warrants were issued to

Michael Gragnani for services performed valued at 6,750, and 20,000 Class A Warrants were issued to Steven Hohener for services valued at 5,400,


(b) EXEMPTIONS FROM REGISTRATION: With respect to the issuance of the 40,000 shares listed in Item 2 (a) 1 through 3, and Item 2 (a) 6 through 7, such issuances were made in reliance on the private placement exemptions provided by Section 4 (2) of the Securities Act of 1933, as amended, (the "Act"), SEC Regulation D and Rule 505 of the Act.

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