Form 10KSB
period 2001-12-31
WALL STREET WEB INC
filed 2002-04-26
CIK 1109885

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB
                                  (Mark One)
                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended April 30, 2001

                                      OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to ______

                      Commission file number  000-31791

                             WALL STREET WEB, INC.
                      -----------------------------------
              (Exact name of small business issuer in its charter)

          New Jersey                                           23-3589086
         ------------                                        --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

              71 Irvington Street, Westwood,  New Jersey 07675
            ----------------------------------------------------
            (Address of principal executive offices)  (zip code)

                  Issuer's Telephone Number: 201-594-0555

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S_B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $120,544

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $773,750.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


      Class                              Outstanding at April 30, 2001
      -----                              -----------------------------
Common Stock, par value $0.001                    10,691,500

Documents incorporated by reference:  None

                               TABLE OF CONTENTS


                                    PART I

ITEM NUMBER AND CAPTION                                                 PAGE


ITEM 1.  DESCRIPTION OF BUSINESS                                        3

ITEM 2.  DESCRIPTION OF PROPERTY                                        3

ITEM 3.  LEGAL PROCEEDINGS                                              3

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            4


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       4

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     6

ITEM 7.  FINANCIAL STATEMENTS                                           8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                         8


                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT              8

ITEM 10.  EXECUTIVE COMPENSATION                                        8

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                    9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                9

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                              10

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Wall Street Web, Inc. ("Wall Street Web" or the "Company") acts in the same capacity as a reporter for a newspaper, the staff receives information from various traders, fund managers and stockbrokers. Wall Street Web then attempts to verify or corroborate the information and from public information, attempt to provide an intelligent viewpoint of the story at hand. Wall Street Web does not accept and therefore does not comment or disseminate information that emanates from a source believed to be employed by, affiliated or related to Wall Street Web that the rumor is being commented on. The staff of Wall Street Web, Inc. speak directly to hedge fund managers, stock brokers, and traders. From the aforementioned persons the staff of Wall Street Web disseminates the news. Wall Street Web does not reproduce any information that can be construed as a being derived from a public information source via website or research report. The staff of Wall Street Web does not accept rumor information from company executives. When the Wall Street Web staff is alerted to a possible rumor, they first contact our company for comments.
The staff of Wall Street Web then checks the news services to see if the rumor has been publicly announced, if it has not then it will then be posted on the internet website. Then the information is distributed first to subscribers of the email and fax service and then to the Rumorexpress subscribers; Rumorexpress is a beeper-based service whereby the subscriber receives text information via their beeper. Lastly, after the subscribers have had first look at the rumor it is then placed onto the website for public viewing. To the best of management's knowledge all the various subscribers (e-mail, RumorXpress, and the website) are all updated near simultaneously. The Stockrumors.com web site, which is continuously updated, provides the investing public with information concerning rumors that move stocks and the stock market. The Brokercall.com web site allows the investing public to view analyst upgrades and downgrades on a particular company. In addition to revenues from subscriptions, Wall Street Web generates revenues from advertising banners and sponsorships on its web sites.

     We intend to provide active traders and investors with a short term outlook with access to financial information, including rumor information from a wide variety of sources. Investors of all ages and backgrounds will be able to enhance their knowledge of what is being said on Wall Street via the Internet, 900 numbers, email, fax and PCS pager services. PCS and Pager services are provided by Datalink,net. The fax and phone alerts services are provided by Xpedite. E-mail alerts we send out with our own servers. Currently, we have 8 fax service members, 66 email service subscribers, 316 subscribers to the web site. Datalink.net has 32 subscribers who they charge $95.00/month, and Wall Street Web receives 25% of the $95.00. In order to achieve its mission, we are committed to the following objectives:

     1. Creating and maintaining the finest financial rumors and news network based upon credible sources that utilizes the emerging technologies of the Internet.

     2. Providing attractive, interactive, and informative value-added content on stockrumors.com and related online properties (brokercall.com) to increase user retention.

     3. Accumulating data and market research information to insure the accuracy of advertisements and the correct placement of advertising dollars on Stockrumors.

     4. Establishing and developing strong business development partnerships with some of the top web portals to maximize the membership base and traffic volume.

ITEM 2.  DESCRIPTION OF PROPERTY

     Wall Street Web currently rents office space on a month-to-month basis at $500 per month, at 71 Irvington Street, Westwood, New Jersey 07675. We intend to expand as revenues increase. We own no properties at present and have no intent or agreement to acquire any properties.

ITEM 3.  LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Market for our Shares

     As of the date of this Form 10-KSB and for the foreseeable future, there is no public or private market for our shares. In the event that we are successful in raising capital through this offering, there will still be only a limited market (if any at all) for our shares. Only in the event that we are successful in making this initial public offering of our common stock do we anticipate that we will ever have any public market for our securities. In the event there is no market for our shares, you could suffer a total loss of all monies paid to us for your shares. No assurance can be given that we will be able to successfully complete this initial public offering of our common stock and develop and sustain a public market for our common stock.

     The Company may apply for quotation of its securities on the NASDAQ OTC Bulletin Board stock exchange. In certain cases the Company may elect to have its securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

     To have its securities quoted on the OTC Bulletin Board exchange a company must:

     (1) be a company that reports its current financial information to the Securities and Exchange Commission, banking regulators or insurance regulators;

     (2) have at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

     The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     In order to qualify for listing on the Nasdaq Small Cap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq Small Cap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

     In general there is greatest liquidity for traded securities on the Nasdaq Small Cap Market, less on the NASD OTC Bulletin Board, and least through quotation by the National Quotation Bureau, Inc. on the "pink sheets". It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     During the past three years, the Company has sold securities which were not registered as follows:

     Wall Street Web issued stock to the following accredited entities as described below. All such shares were sold to individuals by the officers and directors of the Registrant and no underwriters were utilized.

1. On December 14, 1999, 5,000 shares of common stock were issued to Mark J. Grigoletto for a total offering of $5,000.00 cash.

2. On December 15, 1999, 5,000 shares of common stock were issued to James Barlow, Jr. for a total offering of $5,000.00 cash.

3. On December 20, 1999, 5,000 shares of common stock were issued Philip A. Basile for a total offering of $5,000.00 cash; and 5,000 shares of stock were issued to Zita D. Alves for $5,000 cash.

4. On December 22, 1999, 5,000 shares of common stock were issued to Dharmesh Bhatt for a total offering of $5,000.00 cash; and 5,000 shares of common stock were issued to Scott Weiss for $5,000.

5. On January 31, 2000, 5,000 shares of common stock were issued to Robert J. Zuppe for a total offering of $5,000.00 cash.

6. On February 29, 2000, 20,000 shares of common stock were issued to Bernard Schmitt for a total offering of $10,000 cash.

7. On March 4, 2000, 20,000 shares of common stock were issued to Canyon Group, LLC for a total offering of $10,000 cash; and 20,000 shares of common stock were issued to Larry R. Nelson for a total offering of $10,000 cash.

8. On March 7, 2000, 2,500 shares of common stock were issued to Robert Giannetto for a total offering of $2,500 cash.

9. On March 9, 2000, 6,500 shares of common stock were issued to Al Scharchilli, Jr. for a total offering of $6,500 cash.

10. On March 23, 2000, 20,000 shares of common stock were issued to John P. Daly for a total offering of $10,000 cash.

11. On May 26, 2000, 250,000 shares of common stock were issued to Stephen Hohener for a total offering of $125,000 cash.; 250,000 shares of common stock were issued to Michael Gragnani for $125,000 cash; 30,000 shares of common stock were issued to Odyssey Investments, LLC for services performed valued at $30,000; and 10,000 shares of common stock were issued to Sterling Investment Services, Inc. for services performed valued at $10,000.

12. On January 25, 2001, 5,000 shares of Common Stock and 5,000 Class A warrants were issued to Walter J. Nagorski for a total offering price of $10,000 cash.

13. On January 26, 2001, 5,000 shares of Common Stock and 5,000 Class A warrants were issued to Alex Bentley for a total offering price of $10,000 cash.

14. On January 29, 2001, 5,000 shares of Common Stock and 5,000 Class A warrants were issued to Chris Overton for a total offering price of $10,000 cash.

15. On April 1, 2001, 12,500 shares of Common Stock and 30,000 Class A Warrants were issued to Bear Flag Trust for a total offering price of $25,000 cash.

Shareholders:

     There were approximately 57 record holders of Common Stock as of April 30, 2001, holding a total of 10,691,500 outstanding shares of Common Stock.

Dividends:

     The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the near future. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

Event Subsequent to April 30, 2001 financial statements.
--------------------------------------------------------

16. On June 14, 2001, 2,500 shares of Common Stock and 5,000 Class A Warrants were issued to Allen K. Suzuki for a total offering price of $5,000 cash.

17. On August 28, 2001, 5,000 shares of Common Stock and 10,000 Class A Warrants were issued to John D. Melillo for a total offering price of $10,000 cash.

18. On September 1, 2001, 15,000 shares of Common Stock and 35,000 Class A Warrants were issued to Bear Flag Trust for a total offering price of $15,000 cash.

19. On September 1, 2001, 5,000 shares of Common Stock and 5,000 Class A Warrants were issued to Alex Bentley for a total offering price of $10,000 cash.

20. On September 21, 2001, 10,000 shares of Common Stock and 120,000 Class A Warrants were issued to Harry Stylianou in return for services valued at $10,000.

21. On September 29, 2001, 10,000 shares of Common Stock were issued to Thomas M. Jones in return for services valued at $10,000.

On December 15, 2001, 100,000 shares of Common Stock and 100,000 Class A Warrants were issued Ronald A. Folkenflik for a total offering price of $50,000 cash.
      ________

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Overview:

     Wall Street Web, Inc. provides new and unique "rumor" information covering the day-to-day activities of "Wall Street". Wall Street Web gathers and compiles information from contacts at financial institutions and releases such information to subscribers through its web sites, www.stockrumors.com and www.brokercall.com, on a timely basis. The Stockrumors.com web site provides the investing public with information concerning rumors moving stocks and the stock market. Wall Street Web operates the brokercall.com web site which allows the investing public to view analyst upgrades on a particular company. In addition to revenues from subscriptions, we generate revenues from advertising banners and sponsorships on its web sites.

     Results of operations:

     Revenues are derived from annual, semi-annual, quarterly, and monthly subscriptions relating to our products on the Stockrumors.com and Brokercall.com web sites, and from the sale of advertising banners placed on these sites.

     Results of operations for the year ended April 30, 2001 were impacted by limitations on resources, primarily financial, which inhibited advertising
activities.   In June of 2001, we sold 2,500 shares of common stock for $2 per
share for Allan Suzuki for $5,000.   From August 2001 through October 2001, we
sold 40,000 shares of common stock for $1.00 per share for $40,000 to accredited investors pursuant to Regulation D, Rule 504 as set forth below
herein.   In September of 2001, we issued 20,000 shares of common stock for professional services at $1.00 per share, and 10,000 shares were issued to each of Tom Jones and Harry Stylianou.

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

     General and administrative expenses:

General and administrative expenses consist primarily of compensation and related expenses, occupancy costs, professional fees, and other office expenses. The aggregated general and administrative expenses for the year ended April 30, 2001 was $458,544 and $481,678 for the year ended April 30, 2000. Of which, respectively, $131,000 and $117,000, respectively, represents noncash operating expenses attributable to compensation payable to Wall Street Web's Principal Stockholders that was accrued and subsequently waived.

     Liquidity and Capital Resources:

     As of the six months ended October 31, 2001, Wall Street Web has total assets of $12,511. Based upon 10,754,000 shares issued and outstanding, as of six months ended October 31, 2001, Wall Street Web?s total stockholder?s deficit was $(141,063). We had a net loss of $(144,968) for the period ended October 31, 2001 or approximately $(.01) per common share, compared to the period ended October 31, 2000 when we had a net loss of $126,479 or $(.01) per common share. For the year ended April 30, 2001, we had a net loss for the 12 month period of $338,088 or $(.03) per common share, based upon 10,622,750 shares issued and outstanding. These losses can be attributed to loss of revenue from a decrease in subscribers. Management believes that we will continue to incur net losses through at least April 30, 2002, and that, although a portion of Wall Street Web's historical net losses have been attributable to noncash operating expenses, it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

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

     Historically, we have financed operations principally through loans, private placements of equity and debt securities, and product sales. From its inception through November 30, 2001, we obtained a portion of its financing through private placements of common stock pursuant to offerings intended to be exempt from registration under the Securities Act of 1933 (the "Act"). Management anticipates that we will need additional aggregate proceeds from equity or debt financing of approximately $650,000 to satisfy its cash requirements during the twelve month period ending April 30, 2002. In addition, Management believes that we may need additional financing beyond this period to fund its operations should we be unable to generate cash flow from operations. Wall Street Web will attempt to obtain all or a substantial portion of such financing through a proposed initial public offering of up to 300,000 units (the "Units"), with each Unit comprised of one share of common stock and three common stock purchase warrants. The Unit offering price will be calculated based on a moving average of the closing price of Wall Street Web's common stock for a specified period prior to the effective date of the offering. Although Wall Street Web and an investment banking firm have signed a "Letter of Intent" whereby, subject to the satisfaction of various conditions, they will enter into an underwriting agreement to underwrite Wall Street Web's initial public offering of Units on a "best efforts" basis, management cannot assure that any of the Units will be sold, that if sales of Units are consummated the proceeds will be sufficient to enable us to continue to operate as a going concern through at least April 30, 2002, or that there will be alternative sources of equity or debt financing if the proceeds from any sales of Units are insufficient.

     We do not believe that our business is subject to seasonal trends or inflation. On an ongoing basis, we will attempt to minimize any effect of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that subscription rates reflect increases in costs due to inflation.

ITEM 7.  FINANCIAL STATEMENTS

     Filed herewith, as pages F-1 through F-9, are the audited financial statements for the year ended April 30, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant has changed its certifying accountant from JH Cohn, LLP, Roseland, New Jersey to Malone & Bailey, PLLC, 5444 Westheimer Rd., #2080, Houston, Texas 77056 on September 22, 2001. The report of JH Cohn, LLP, CPA?s for the past two years has not contained an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The accounting firm of JH Cohn, LLP was terminated but there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Malone & Bailey, PLLC was not consulted on accounting policies or on any accounting transaction prior to their engagement. The change of auditors was approved by the Board of Directors.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; IN COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

            Name             Age     Positions and Offices Held
      ----------------      ---     --------------------------------
      Joao Ruela            34      Vice President, Secretary, CEO, Director
      Thomas Melillo        59      President, CFO, Director

     Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which each has served as such, and the business experience during at least the last five years:

Business Experience of Officers and Directors
----------------------------------------------

JOAO (JOHN) A. RUELA, 33 years old - Vice President, CEO and Founder of Wall Street Web, Inc. Prior to founding Wall Street Web, Inc. Mr. Ruela was a Registered Representative with Westfalia Investments from 1993 to 1997. Mr. Ruela attended Bergen College, Paramus, New Jersey, from 1988-1990 study business administration and computer science.

THOMAS MELILLO, 59 years old - President, CFO and founder of Wall Street Web, Inc. Prior to founding Wall Street Web, Inc., Mr. Mellillo was self employed in the brokerage industry from 1992 to 1997. Mr. Mellillo attended Saint Peters College University, Jersey City, New Jersey, and received a degree in Business Administration.

ITEM 10.  EXECUTIVE COMPENSATION

     We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, we have agreed to the following annual salaries and stock options for our executive officers:

Name and Principal Position       Year     Annual Salary     Bonus    Options
---------------------------       ----     -------------     -----    -------

Joao Ruela, CEO               2000            $43,000          0        0
Thomas Melillo, CFO           2000            $13,000          0        0

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this Memorandum, the number and percentage of outstanding shares of company Common Stock owned by
(i) each person known to Wall Street Web to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name and Address of        Amount of Common Stock   Percentage of Ownership(1)
Beneficial Owners            Beneficially Owned

John A. Ruela                   4,548,000 Shares                  42%
70 Pasadena Avenue
Lodi, New Jersey  07644

Thomas Melillo                  4,865,000 Shares                  45%
2 Johnsvale Road
Park Ridge, New Jersey 07656

All executive officers
as a group                      9,413,000 Shares                  87%


(1)    Based upon 10,969,000 shares of common stock issued and outstanding.

(2) Beneficial ownership exists when a person has either the power to vote or sell our common stock. Unless otherwise indicated, we believe that the person named in the table has sole voting and investment power with respect to all securities beneficially owned by him. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date whether upon the exercise of options or otherwise.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of April 1, 2001, Wall Street Web has issued a total of 10,000,000 shares of common stock to the following persons:

     John Ruela                           5,000,000
     Thomas Melillo                       5,000,000

     During December of 1999, Messrs. Ruela and Melillo, gifted some of their above-referenced 5,000,000 shares to following friends and family members. No compensation was received in return for the shares.


     Tom Melillo Gifted the following shares to the following individuals:


  Elizabeth Zambella                   2,000
  Diane Geradi                         1,000
  Art Price                            1,000
  Carol Mancuo                         1,000
  Barry Price                            500
  Janice Martin                        2,000
  Donna  Enright-Giannome                500
  Mary Monroe                          2,000
  Elisa Sudol                          2,000

  Rachel Menna                           500
  Nancy Andreola                         500
  Russ Westrich                        2,000
  Kathy Hogan                            500
  Karen Ladslatta                      2,000
  Robert J Murphy                        500
  Richard Demeter                        500
  William Martin                         500
  Thomas Lauro                         3,000


     John Ruela gifted the following shares to the following individuals

  Joao & Florinda Ruela               55,000
  Albert & MaryLou Heinlein           55,000
  Joseph & Florinda Millet            55,000
  Carolyn Heinlein                    25,000
  Ana-Maria Ruela                     55,000
  Justin Millet                        5,000
  John Heinlein                       25,000
  Jessica Heinlein                     5,000
  Joan Davison                        25,000
  Rania Mironis                       20,000
  Noelle Mironis                       5,000
  Cattherine McQuade                   5,000
  Ryan Millet                          5,000

     During January 2000, the Principal Stockholders transferred a total of 200,000 shares of Wall Street Web's common stock directly to certain financial consultants and a total of 25,000 shares to employees, Jeff Shelly and Jose Urquijo as consideration for services the consultants and employees provided to Wall Street Web. Wall Street Web recorded compensation expense of $153,000 based on the estimated fair value of the shares transferred.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.  None.

(b) Reports on 8-K. There were no reports on Form 8-K filed by the Company during the fiscal year ended April 30, 2001.



                                  SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                           OFFICE                     DATE
-------------------------    ----------              ----------------

/s/ John Ruela                Director                April 24, 2002

/s/ Thomas Melillo            Director                April 24, 2002

                             WALL STREET WEB, INC.

                             FINANCIAL STATEMENTS
                             AS OF APRIL 30, 2001


                             WALL STREET WEB, INC.







                         INDEPENDENT AUDITORS REPORT


To the Board of Directors and Stockholders
   Wall Street Web, Inc.
   Westwood, New Jersey

We have audited the accompanying balance sheet of Wall Street Web, Inc., as of April 30, 2001, and the related statements of loss, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wall Street Web, Inc. as of April 30, 2001, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

September 27, 2001

                              Wall Street Web, Inc.
                                 Balance Sheet
                                 April 30, 2001

     ASSETS

Current Assets
  Cash                                                           $   2,325
  Accounts receivable                                                2,958
                                                                 ---------
     Total Current Assets                                            5,283


Office equipment and furniture, net of $20,313
  accumulated depreciation                                           9,438
                                                                 ---------
     TOTAL ASSETS                                                $  14,721
                                                                 =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                               $  72,431
  Deferred revenue                                                   3,385
                                                                 ---------
     Total Current Liabilities                                      75,816
                                                                 ---------
Stockholders' Deficit
  Common stock, $.001 par, 100,000,000 shares authorized,
    10,691,500 shares issued and outstanding                        10,691
  Paid in capital                                                  591,538
  Accumulated deficit                                             (663,324)
                                                                 ---------
     Total Stockholders  Deficit                                  ( 61,095)
                                                                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  14,721
                                                                 =========


                See summary of significant accounting policies
                      and notes to financial statements.

                             Wall Street Web, Inc.
                              Statements of Loss
                 For the Years Ended April 30, 2001 and 2000

                                                                  Restated
                                                      2001          2000
                                                   ---------     ---------
Sales                                              $ 120,544     $ 227,765

Cost of sales                                         18,042        24,648
Selling                                               22,433        44,415
General and administrative                           497,879       412,615
Depreciation                                           7,848         6,791
                                                   ---------     ---------
     Total costs of operations                       546,202       488,469
                                                   ---------     ---------

Net loss from operations                            (425,658)     (260,704)

Interest income                                        3,010           373
Interest (expense)                                  (  1,481)     (    792)
Other income                                           6,241         4,762
                                                   ---------     ---------
     Net loss                                      $(417,888)    $(256,361)
                                                   =========     =========

Net loss per common share                              $(.04)        $(.03)

Weighted average common shares outstanding        10,622,750   10,,018,250





                See summary of significant accounting policies
                      and notes to financial statements.

                             Wall Street Web, Inc.
                      Statements of Stockholders' Deficit
                  For the Years Ended April 30, 2001 and 2000
                                  (Restated)

                                          Common Stock             Paid In   Accumulated
                                      Shares        Amount        Capital      (Deficit)      Totals
                                    ----------    ----------    ----------    ----------    ----------

Balances,
  April 30, 1999                    10,000,000    $  10,000     $   (8,500)   $   10,925    $   12,425

Shares issued for
  - cash, net of expenses              124,000          124         78,305                      78,429
Contribution of shares
  to Company by founding
stockholders                          (225,000)        (225)           225
Contribution to capital
  by founding stockholders
  for services of employees
  and consultants                      225,000           225       152,775                     153,000
Net loss                                                                        (256,361)     (256,361)
                                    ----------    ----------    ----------    ----------    ----------
Balances,
  April 30, 2000                    10,124,000        10,124       222,805      (245,436)     ( 12,507)

Shares issued for
  - cash, net of expenses              567,500           567       288,483                     289,050
Warrants issued for
  - cash                                                               450                         450
  - services                                                        79,800                      79,800
Net loss                                                                        (417,888)     (417,888)
                                    ----------    ----------    ----------    ----------    ----------
Balances,
  April 30, 2001                    10,691,500    $   10,691    $  591,538    $ (663,324)   $ ( 61,095)
                                    ==========    ==========    ==========    ==========    ==========



                See summary of significant accounting policies
                      and notes to financial statements.

                             Wall Street Web, Inc.
                            Statements of Cash Flows
                  For the Years Ended April 30, 2001 and 2000


                                                                    Restated
                                                        2001          2000
                                                     ---------     ---------
CASH FLOWS FROM OPERATIONS
  Net (loss)                                         $(417,888)    $(256,361)
  Adjustments to reconcile net deficit
    to cash provided from operating activities
Depreciation                                             7,848         6,791
Forgiveness of receivables from business
  controlled by stockholders                                           6,879
Common stock issued for services                                     153,000
Warrants issued for services                            79,800
Changes in:
Accounts receivable                                        936         1,421
Accounts payable                                        67,355      (  3,072)
Accrued expenses                                      ( 43,827)       43,827
Deferred revenue                                      ( 27,342)     (    782)
Accrued expenses                                      ( 43,827)       43,827
                                                     ---------     ---------
NET CASH (USED BY) OPERATING ACTIVITIES               (333,118)     ( 48,297)
                                                     ---------     ---------

CASH FLOWS (USED BY) INVESTING ACTIVITIES
  Purchase of office equipment and furniture          (  6,112)     (  4,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock and warrants                      289,500        78,429
                                                     ---------     ---------
NET INCREASE (DECREASE) IN CASH                       ( 49,730)       25,465

Cash at beginning of period                             52,055        26,590
                                                     ---------     ---------
Cash at end of period                                $   2,325     $  52,055
                                                     =========     =========
Supplemental disclosures:

Interest paid                                        $   1,481     $     792




                See summary of significant accounting policies
                      and notes to financial statements.

                             Wall Street Web, Inc.
                        Notes To Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations. Wall Street Web, Inc. ("Company") operated as a sole proprietorship under the name Thomas Melillo DBA Stockrumors.com from December 1997 until April 1998 when it was incorporated in New Jersey as Wall Street Web, Inc.. The Company gathers and compiles information from contacts at financial institutions and releases such information to subscribers, generally financial and stock market professionals, through its websites, www.stockrumors.com and www.brokercall.com on a timely basis. The Stockrumors website provides the investing public with information concerning rumors regarding stocks and stock markets. The Brokercall website allows the investing public to view analyst upgrades and downgrades on companies.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, the Company considers highly liquid investments with maturities less than 90 days as cash and cash equivalents.

Revenue recognition. Revenues are generated through the sale of subscriptions, advertising banners, and sponsorships on the Company's websites. Subscription revenues are generally collected in advance on a monthly, quarterly, semi-annual, or annual basis. Advertising revenues are generally derived from agreements that provide for monthly fees and guarantee advertisers a specified monthly utilization rate for the Company's websites and additional advertising time if there is a utilization shortfall. Subscription and advertising revenues are recognized over their respective periods of the related subscription and advertising agreements. Unearned fees, including fees related to utilization shortfalls, are included in deferred revenue in the accompanying balance sheet.

Depreciation is currently being provided on the property and equipment used by the Company using the straight line method over an estimated useful life of three to seven years for all computers, equipment, and furniture.

Income Taxes. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There are no dilutive securities.

Restatements of 2000 were made.  See Note 6 for details.

Stock options issued to employees are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans. Stock options issued to other than employees are accounted for by following Statement of Financial Accounting Standards No. 123.


NOTE 2 - OFFICE EQUIPMENT & FURNITURE

Office equipment and furniture are summarized by major classifications as follows:

            Computers                                 $ 3,209
            Office furniture                           26,542
                                                      -------
                                                       29,751
            Less accumulated depreciation             (20,313)
                                                      -------
                                                       $9,438
                                                      =======


NOTE 3 - COMMON STOCK

For the year ended April 30, 1998, the Company sold to the founders 5,000 shares of common stock for $1,500.

For the year ended April 30, 1999, the Company declared a 2,000 for 1 stock split increasing the number of shares outstanding to 10,000,000 shares.

For the year ended April 30, 2000, the Company founders gifted 362,000 shares to relatives and 225,000 shares to employees and consultants. The 225,000 shares gifted to employees and consultants were recorded as a contribution to capital by the founders, then issued by the Company for $153,000 for services performed by the employees and consultants. Also, in fiscal 2000, the Company sold 44,000 shares for $1 per share and 80,000 shares for $.50 per share to various investors through private placements for a total value of $84,000. $5,571 of expenses incurred for the private placements were offset against additional paid in capital.

For the year ended April 30, 2001, the Company sold 527,500 to various investors through private placements for $305,000. In addition to the shares sold, 40,000 shares were issued for costs associated with the private placements valued at $.50 per share for $20,000, which was offset against additional paid in capital. $15,500 of expenses incurred for the private placements were also offset against additional paid in capital.


NOTE 4 - RENT EXPENSE

The Company rents office space on a month-to-month basis. Related rent expense for fiscal 2001 and 2000 was $6,500 and $6,500 respectively.


NOTE 5 - INCOME TAXES

          Deferred tax assets                   $ 146,378
          Less: valuation allowance              (146,378)
                                                ---------
          Net deferred taxes                    $       0
                                                =========

The company has net operating losses of $92,436 and $338,088 at April 30, 2000 and 2001 respectively which can each be carried forward 20 years.


NOTE 6 - STOCK WARRANTS

The Company issued 3,376,000 Class A Warrants for the year ended April 30, 2001. 2,666,000 were issued as a dividend, 665,000 were issued for services performed by outsiders, and 45,000 were issued in connection with the sale of common stock.

On October 25, 2000, the board of directors declared a dividend consisting of ..25 warrants for each share outstanding as of October 18, 2000. On October 18, 2000, there were 10,664,000 shares of common stock outstanding resulting in a dividend of 2,666,000 warrants. Each warrant has a $1 exercise price and expires three years from the date of issuance.

On October 25, 2000, 665,000 warrants were issued to outside consultants for services. Using the Black-Scholes option-pricing model, $79,800 of consulting expense was recognized for these issuances. Each warrant has a $1 exercise price and expires three years from the date of issuance.

Between January 2001 and April 2001, 45,000 warrants were issued in connection with the sale of 27,500 shares of common stock. A value of $.01 was assigned to each warrant and credited to additional paid in capital. Each warrant has a $1 exercise price and expires three years from the date of issuance.

The Company uses FASB Statement 123 to determine compensation expense for warrants issued to non-employees. Compensation expense is based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123. During the year ended April 30, 2001, warrants issued were valued at $79,800.

Summary information is as follows:

                                             No. of        Exercise
                                            Warrants        Price
                                            ---------      --------
  Year ended April 30, 2001:
       Granted and outstanding              3,376,000         $1.00

Additional disclosures as of April 30, 2001 are:

                                 Warrants       Options        Options
                                 at $1.00       at $1.00       at $5.00
                                 ---------      ---------      ---------
  Number of shares               3,331,000         15,000         30,000
  Remaining life                 30 months      33 months      35 months
  Currently exercisable
  Warrants                       3,331,000         15,000         30,000

Variables used in the Black-Scholes option pricing model include (1) 5.9% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of year-end, (3) expected volatility is the actual historical price fluctuation and (4) zero expected dividends.

NOTE 7 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Restatements of the years ended April 30, 1999 and 2000 were made to (a) expense deferred offering costs associated with an initial public offering that did not take place, and (b) to reverse the contribution of waived salaries by Company officers to additional paid in capital. All prior periods have been adjusted as follows:

                                  Deferred       Additional
                                  Offering        Paid in      Accumulated
                                    Costs         Capital        Deficit
                                  ---------      ---------      ---------
  Balance at 04/30/00 as
       previously stated          $ 182,060      $ 454,706      $(295,277)
  Write off of deferred
       offering costs              (182,060)                     (182,060)
  Reversal of previously
       waived salaries                            (231,901)       231,901
                                  ---------      ---------      ---------
  Restated balances
       at 04/30/00                $       0      $ 222,805      $(245,436)
                                  =========      =========      =========


NOTE 8 - RELATED PARTY TRANSACTIONS

During fiscal 1999 and 2000, the Company made non-interest bearing loans to a business controlled by its principal stockholders of $6,879 and $5,963 respectively. In fiscal 2000, the Company forgave the entire amount of both loans and reversed the related expense, because these amounts should have been considered as returns of amounts advanced to the company advanced by the officers, not as separate business investments of the Company that should be written off.

There are two officers, each of whom work full time. They both have employment agreements which call for a salary of $75,000, $85,000, and $95,000 to each of them for the years ended April 30, 1999, 2000, and 2001 respectively. Each year both officers have received less than the amount in the agreements and have elected to forfeit the remaining amounts owed to them under their agreements.


NOTE 9 - SUBSEQUENT EVENTS

In June 2001, the Company sold 2,500 shares of common stock and 5,000 class A warrants for $2 per share for total proceeds of $5,000. From August 2001 through September 22, 2001, the Company sold 25,000 shares of common stock and 50,000 class A warrants for $1 per share for total proceeds of $25,000. On September 27, 2001, the Company issued 10,000 shares of common stock and 120,000 class A warrants for professional services valued at $42,400.