Form 10QSB
period 2002-01-31
WALL STREET WEB INC
filed 2002-04-26
CIK 1109885

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------

                                 FORM 10-QSB

                                  (Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended January 31, 2002.

                                      OR

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

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

                             71 Irvington Street
                         Westwood,  New Jersey 07675
  ---------------------------------------------------------------------------
            (Address of principal executive offices)  (zip code)

                  Issuer's Telephone Number: 201-594-0555


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ ]         No [X]

     Number of shares outstanding of Common Stock, as of January 31, 2002, is 10,969,000, with 67 shareholders of record.

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

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................9

ITEM 5.  OTHER EVENTS.....................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................9

         SIGNATURES.......................................................9

                                    PART I.
Item 1.  Financial Statements

                             Wall Street Web, Inc.
                                 Balance Sheet
                               January 31, 2002


     ASSETS

Current Assets
  Cash                                                         $     6,868
  Accounts receivable                                                3,299
                                                               -----------
     Total Current Assets                                           10,167


Office equipment and furniture, net of $22,673
accumulated depreciation                                             7,079
                                                               -----------
TOTAL ASSETS                                                   $    17,246
                                                               ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                             $   107,111
  Accrued expenses                                                  73,500
  Deferred revenue                                                     906
                                                               -----------
Total Current Liabilities                                          181,517
                                                               -----------
Stockholders? Deficit
  Common stock, $.001 par, 100,000,000 shares authorized,
    10,969,000 shares issued and outstanding                        10,969
  Paid in capital                                                  969,710
  Accumulated deficit                                           (1,144,950)
                                                               -----------
Total Stockholders? Deficit                                     (  164,271)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $    17,246
                                                               ===========

                                  Wall Street Web, Inc.
                                   Statements of Loss
            For the Three Months and Nine Months Ended January 31, 2002 and 2001


                                3 Months       9 Months       3 Months       9 Months
                                  Ended          Ended          Ended          Ended
                                 Jan. 31,       Jan. 31,       Jan. 31,       Jan. 31,
                                   2002           2002           2001           2001
                                ---------      ---------      ---------      ---------
Sales                           $  10,668      $  38,700      $   5,978      $  96,001

Cost of sales                       5,213         11,078          5,233         15,696
Selling                               830          5,830          2,220         16,433
General and administrative        146,119        501,187        116,826        391,667
Depreciation                          787          2,360          2,031          5,921
                                ---------      ---------      ---------      ---------
     Total cost of operations     152,949        520,455        126,310        429,717
                                ---------      ---------      ---------      ---------

Net loss from operation          (142,281)      (481,755)      (120,332)      (333,716)

Interest income                                                     468          2,948
Interest (expense)               (    159)      (    234)       (   424)      (  1,233)
Other income                          109            363            584          6,018
                                ---------      ---------      ---------      ---------
     Net loss                   $(142,331)     $(481,626)     $(119,704)     $(325,983)
                                =========      =========      =========      =========

Net loss per common share           $(.01)         $(.04)         $(.01)         $(.03)

Weighted average common
shares outstanding             10,830,667     10,728,630     10,664,000     10,604,000


                             Wall Street Web, Inc.
                           Statements of Cash Flows
             For the Nine Months Ended January 31, 2002 and 2001



                                                   2002           2001
                                                 ---------      ---------
CASH FLOWS FROM OPERATIONS
  Net loss                                       $(481,626)     $(325,983)
  Adjustments to reconcile net loss
    to cash used in operating activities
      Stock issued for services                     85,000
      Warrants issued for services                 198,450         79,800
      Depreciation                                   2,360          5,921
    Changes in:
      Accounts receivable                         (    341)         2,120
      Accounts payable                              34,679         25,969
      Deferred revenue                            (  2,479)      ( 25,991)
      Accrued expenses                              73,500       ( 27,541)
                                                 ---------      ---------
      NET CASH USED BY OPERATING ACTIVITIES       ( 90,457)      (265,705)
                                                 ---------      ---------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of office equipment and furniture                     (  6,112)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                             95,000        264,500
                                                 ---------      ---------

NET INCREASE (DECREASE) IN CASH                      4,543       (  7,317)

Cash at beginning of period                          2,325         52,055
                                                 ---------      ---------
Cash at end of period                            $   6,868      $  44,738
                                                 =========      =========

                             Wall Street Web, Inc.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wall Street Web, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company?s Annual Report filed with the SEC on Form 10SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in the 10SB-2, have been omitted.


NOTE 2 - ISSUANCE OF COMMON STOCK

In June 2001, the Company sold 2,500 shares of common stock for $2 per share for total proceeds of $5,000. From August 2001 through October 2001, the Company sold 40,000 shares of common stock for $1 per share for total proceeds of $40,000. In September 2001, the Company issued 20,000 shares of common stock for professional services valued at $1 per share for a total value of $20,000.


NOTE 3 - SUBSEQUENT EVENT

In November 2001, the Company issued 15,000 shares of common stock for professional services valued at $1 per share for a total value of $15,000.

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

     The following discussion regarding Wall Street Web, Inc. and its business and operations contains "forward-looking statements". Such statements consist of any statement other than a recitation of historical factand can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

The Company
-----------

     The Company presently offices at 71 Irvington Street, Westwood, New Jersey 07675.

Overview:

     Wall Street Web, Inc. provides information covering the day-to-day activities of "Wall Street". We gather and compile information from contacts at financial institutions and releases such information to subscribers through its web sites, www.stockrumors.com and www.brokercall.com, on a timely basis. The Stockrumors.com web site provides the investing public with information concerning rumors moving stocks and the stock market. Wall Street Web operates the brokercall.com web site which allows the investing public toview analyst upgrades on a particular company. The web site www.streamingquotes.tv provides real time stock market quotes to the investing public. In addition to revenues from subscriptions, we generate revenues from advertising banners and sponsorships on its web sites.

Results of operations:

     Revenues are derived from annual, semi-annual, quarterly, and monthly subscriptions relating to our products on the Stockrumors.com and Brokercall.com web sites, and from the sale of advertising banners placed on these sites. Results of operations for nine months ended January 31, 2002 were impacted by limitations on resources, primarily financial, which inhibited advertising activities. During the nine months ended January 31, 2002, we had net sales of $38,700, reflecting a decrease of $57,301, or 60%, compared to the net sales of $96,001 for the same period ended January 31, 2001. Net sales in both years were derived from the sale of advertising. This decrease was due to a decrease in the number of subscribers.

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

Liquidity and Capital Resources:

     As of the nine months ended January 31, 2002, Wall Street Web has total assets of $17,246. Based upon 10,969,000 shares issued and outstanding, as of nine months ended January 31, 2002, Wall Street Web's total stockholder's deficit was $(164,271). We incurred a net loss of $(481,626) for the period ended January 31, 2002 or approximately $(.04) per common share, compared to the period ended January 31, 2001 when we had a net loss of $325,983 or $(.03) per common share. For the year ended April 30, 2001, we had a net loss for the 12 month period of $417,888 or $(.04) per common share, based upon 10,691,500 shares issued and outstanding. These losses can be attributed to loss of revenue from a decrease in subscribers. Management believes that we will continue to incur net losses through at least October 31, 2002, and that, although a portion of our historical net losses have been attributable to non-cash operating expenses, it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability.

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

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended January 31, 2002, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended January 31, 2002, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended January 31, 2002, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER EVENTS

     The Company had the following stock issuances as described below. All such shares were sold to individuals by the Registrant and no underwriters were utilized.

1. On December 15, 2001, 100,000 shares and 100,000 Class A Warrants were issued to Ronald A. Frolkenflik for $50,000 cash pursuant to Regulation D, Rule 505 of the Securities Sct of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: None.

(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this report..


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